Form 10-Q
period 2021-04-30
European Sustainable Growth Acquisition Corp.
filed 2021-06-30
CIK 1832505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As of June 21, 2021, 14,435,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of April 30, 2021 (Unaudited)	1

	Condensed Statement of Operations for the Three Months Ended April 30, 2021 and for the Period from November 10, 2020 (inception) through April 30, 2021 (Unaudited)	2

	Condensed Statement of Changes in Shareholders’ Equity for the Three Months Ended April 30, 2021 and for the Period from November 10, 2020 (inception) through April 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the Period from November 10, 2020 (inception) through April 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED BALANCE SHEET

APRIL 30, 2021

(Unaudited)

ASSETS
Current assets
Cash	$751,925
Prepaid expenses	327,327
Total Current Assets	1,079,252

Cash and marketable securities held in Trust Account	143,763,697
Total Assets	$144,842,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$102,760
Accrued offering costs	25,000
Total Current Liabilities	127,760

Warrant liability	2,668,750
Total Liabilities	2,796,510

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 13,703,338 shares at redemption value	137,046,436

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 731,662 issued and outstanding (excluding 13,703,338 shares subject to possible redemption)	73
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 issued and outstanding	359
Additional paid-in capital	4,478,842
Retained earnings	520,729
Total Shareholders’ Equity	5,000,003
Total Liabilities and Shareholders’ Equity	$144,842,949

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,	For the Period from November 10, 2020 (Inception) Through April 30,
	2021	2021
Formation and operational costs	$199,420	$213,499
Loss from operations	(199,420)	(213,499)

Other income (expense):
Change in fair value of warrant liability	743,750	743,750
Transaction costs allocable to warrant liability		(23,219)
Interest earned on marketable securities held in Trust Account	13,496	13,697
Unrealized loss on marketable securities held in Trust Account	(920)	—
Other income, net	756,326	734,228

Net income	$556,906	$520,729

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	13,648,847	13,629,259

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,379,903	3,859,778

Basic and diluted net income per share, Non-redeemable ordinary shares	$0.12	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH APRIL 30, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — November 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Sale of 14,375,000 Units, net of underwriting discounts and offering expenses	14,375,000	1,438	—	—	139,936,772	—	139,938,210

Proceeds received in excess of fair value of Private Placement Warrants, net of warrant liability	—	—	—	—	962,500	—	962,500

Issuance of Representative Shares	60,000	6	—	—	599,994	—	600,000

Class A ordinary shares subject to redemption	(13,648,847)	(1,366)	—	—	(136,488,165)	—	(136,489,531)

Net loss	—	—	—	—	—	(36,177)	(36,177)

Balance — January 31, 2021	786,153	$78	3,593,750	$359	$5,035,742	$(36,177)	$5,000,002

Change in value of ordinary share subject to redemption	(54,491)	(5)	—	—	(556,901)	—	(556,906)

Net income	—	—	—	—	—	556,906	556,906

Balance — April 30, 2021	731,662	$73	3,593,750	$359	$4,478,841	$520,729	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH APRIL 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$520,729
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(13,697)
Change in fair value of warrant liability	(743,750)
Transaction costs allocable to warrant liability	23,219
Changes in operating assets and liabilities:
Prepaid expenses	(302,327)
Accrued expenses	102,760
Net cash used in operating activities	(408,066)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(143,750,000)
Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000
Proceeds from sale of Private Placement Warrants	4,375,000
Proceeds from promissory note — related party	134,914
Repayment of promissory note — related party	(159,914)
Payment of offering costs	(315,009)
Net cash provided by financing activities	144,909,991

Net Change in Cash	751,925
Cash – Beginning	—
Cash – Ending	$751,925

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$25,000
Issuance of Representative Shares	$600,000
Initial classification of Class A ordinary shares subject to possible redemption	$136,497,490
Change in value of Class A ordinary shares subject to possible redemption	$548,946
Offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
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

As of April 30, 2021, the Company had not commenced any operations. All activity for the period from November 10, 2020 (inception) through April 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on January 21, 2021. On January 26, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $125,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to LRT Capital1 LLC (the “Sponsor”) and the underwriters of the Initial Public Offering, generating gross proceeds of $4,000,000, which is described in Note 5.

Following the closing of the Initial Public Offering on January 26, 2021, an amount of $125,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds investing solely in U.S. Treasuries meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Private Placement Warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Placement Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

On April 12, 2021, the staff of the Division of Corporation Finance of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Company’s warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Private Placement Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). ASC 815-40 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC 815-40, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company should have classified the Private Placement Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. In addition, the Company allocated costs to the Private Placement Warrants and, thus, expensed those costs as of January 26, 2021.

The Company’s accounting for the Private Placement Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the trust account.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

The table below summarizes the effects of the revision of the financial statements for periods affected by the revision:

	As Previously Reported	Adjustments	As Revised
Balance sheet as of January 26, 2021 (audited)
Warrant Liability	$—	$3,120,000	$3,120,000
Total Liabilities	25,000	3,120,000	3,145,000
Class A Ordinary Shares Subject to Possible Redemption	121,159,990	(3,120,000)	118,039,990
Class A Ordinary Shares	44	32	76
Additional Paid-in Capital	5,004,598	23,187	5,027,785
Accumulated Deficit	(5,000)	(23,219)	(28,219)

Balance sheet as of January 31, 2021 (unaudited)
Warrant Liability	$—	$3,412,500	$3,412,500
Total Liabilities	30,379	3,412,500	3,442,879
Class A Ordinary Shares Subject to Possible Redemption	139,902,031	(3,412,500)	136,489,531
Class A Ordinary Shares	44	34	78
Additional Paid-in Capital	5,012,557	23,185	5,035,742
Accumulated Deficit	(12,958)	(23,219)	(36,177)

Statement of Operations for the Period from November 10, 2020 (Inception) to January 31, 2021
Transaction costs allocable to warrant liability	$—	$(23,219)	$(23,219)
Net loss	(12,958)	(23,219)	(36,177)
Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	13,615,999	335,400	13,280,599
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Non-redeemable ordinary shares	3,228,618	(22,066)	3,250,684
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.00)	—	(0.00)

Cash Flow Statement for the Period from November 10, 2020 (Inception) to January 31, 2021
Net loss	$(12,958)	$(23,219)	$(36,177)
Transaction costs allocable to warrant liability	—	(23,219)	(23,219)
Initial classification of Class A Ordinary Shares subject to possible redemption	139,909,990	(3,412,500)	136,497,490
Change in value of Class A Ordinary Shares subject to possible redemption	(7,959)	557,895	548,946

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 22, 2021. The interim results for the period from November 10, 2020 (inception) through April 30, 2021 are not necessarily indicative of the results to be expected for the period ending October 31, 2021 or for any future interim periods.

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of April 30, 2021.

Marketable Securities Held in Trust Account

At April 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S Treasury securities.

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

Warrant Liability

The Company accounts for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40, under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the Private Placement Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of April 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

Net Loss Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 11,562,500 shares in the calculation of diluted income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended April 30, 2021	For the Period from November 10, 2020 (Inception) Through April 30, 2021
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Interest earned and unrealized gains on marketable securities held in Trust Account	$11,989	$13,057
Net income allocable to ordinary shares subject to possible redemption	$11,989	$13,057
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	13,648,847	13,629,259
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Net Earnings
Net Income	$556,906	$520,729
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(11,989)	(13,057)
Non-Redeemable Net Income	$544,917	$507,672
Denominator: Weighted Average Non-Redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,379,903	3,859,778
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.12	$0.13

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for the Private Placement Warrants (see Note 10).

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact of the adoption of ASU 2020-06, but does not believe it will have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 14,375,000 Units, inclusive of 1,875,000 Units sold to the underwriters on January 27, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters of the Initial Public Offering purchased an aggregate of 4,000,000 Private Placement Warrants, of which 3,800,000 Private Placement Warrants purchased by the Sponsor and 200,000 Private Placement Warrants purchased by the underwriters at a price of $1.00 per Private Placement Warrant (for an aggregate purchase price of $4,000,000,) from the Company in a private placement. On January 27, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 375,000 Private Placement Warrants to the Sponsor and the underwriters, of which the Sponsor purchased 356,250 Private Placement Warrants and the underwriters purchased 18,750 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $375,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Support Agreement

The Company entered into an agreement commencing on January 26, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three months ended April 30, 2021 and for the period from November 11, 2020 (inception) through April 30, 2021, the Company incurred $30,000, of which such amount is included in accrued expenses in the accompanying condensed balance sheet.

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of April 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 100,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At April 30, 2021, there were 731,662 Class A ordinary shares issued and outstanding, excluding 13,703,338 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At April 30, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

NOTE 9. WARRANTS

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	April 30, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$143,763,697
Liabilities:
Warrant Liability – Private Placement Warrants	3	2,668,750

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statement of operations.

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurements:

	January 26, 2021 (Initial Measurement)	April 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.62	$9.74
Volatility	15.0%	12.1%
Term	5.00	5.00
Risk-free rate	0.48%	0.88%
Dividend yield	0.0%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of November 10, 2020 (inception)	$—
Initial measurement on January 26, 2021 (inclusive of the over-allotment))	3,412,500
Change in fair value	(743,750)
Fair value as of April 30, 2021	$2,668,750

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period from November 10, 2020 (inception) through April 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through April 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended April 30, 2021, we had net income of $556,906, which consisted of a change in fair value of warrant liability of $743,750 and interest earned on marketable securities held in Trust Account of $13,496, offset by formation and operational costs of $199,420 and an unrealized loss on marketable securities held in Trust Account of $920.

For the period from November 10, 2020 (inception) through April 30, 2021, we had net income of $520,729, which consisted of a change in fair value of warrant liability of $743,750 and interest earned on marketable securities held in Trust Account of $13,697, offset by formation and operational costs of $213,499 and transaction costs allocable to warrant liability of $23,219.

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

For the period from November 10, 2020 (inception) through April 30, 2021, net cash used in operating activities was $408,066. Net income of $520,729 was impacted by formation costs paid by Sponsor in exchange for issuance of Founder Shares of $5,000, interest earned on marketable securities held in Trust Account of $13,697, a change in fair value of warrant liability of $743,750, transaction costs associated with the warrant liability of $23,219, and changes in operating assets and liabilities, which used $199,567 of cash from operating activities.

As of April 30, 2021, we had cash and marketable securities held in the Trust Account of $143,763,697. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of April 30, 2021, we had cash of $751,925. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of April 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40, under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Placement Warrants as liabilities at their fair value and adjust the Private Placement Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations.

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

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing net income (loss) less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact of the adoption of ASU 2020-06, but do not believe it will have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended April 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our private placement. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

Date: June 29, 2021	By:	/s/ Pieter Taselaar
	Name:	Pieter Taselaar
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: June 29, 2021	By:	/s/ Patrick Moroney
	Name:	Patrick Moroney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)