Form 10-Q
period 2021-07-31
European Sustainable Growth Acquisition Corp.
filed 2021-09-14
CIK 1832505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of September 10, 2021, 14,435,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2021

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of July 31, 2021 (Unaudited)	1

	Condensed Statement of Operations for the Three Months Ended July 31, 2021 and for the Period from November 10, 2020 (inception) through July 31, 2021 (Unaudited)	2

	Condensed Statement of Changes in Shareholders’ Equity for the Three Months Ended July 31, 2021 and for the Period from November 10, 2020 (inception) through July 31, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the Period from November 10, 2020 (inception) through July 31, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED BALANCE SHEET

JULY 31, 2021

(Unaudited)

ASSETS
Current assets
Cash	$553,931
Prepaid expenses	190,327
Total Current Assets	744,258

Non-current assets
Prepaid expenses	$75,115
Total Non-Current Assets	75,115

Cash and marketable securities held in Trust Account	143,767,321
Total Assets	$144,586,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$1,234,253
Total Current Liabilities	1,234,253

Warrant liability	5,906,250
Total Liabilities	7,140,503

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 13,243,023 shares at redemption value	132,446,190

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 1,191,977 issued and outstanding (excluding 13,243,023 shares subject to possible redemption)	119
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 issued and outstanding	359
Additional paid-in capital	9,079,042
Retained earnings	(4,079,519)
Total Shareholders’ Equity	5,000,001
Total Liabilities and Shareholders’ Equity	$144,586,694

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,	For the Period from November 10, 2020 (Inception) Through July 31,
	2021	2021
Formation and operational costs	$1,366,372	$1,579,871
Loss from operations	(1,366,372)	(1,579,871)

Other income (expense):
Change in fair value of warrant liability	(3,237,500)	(2,493,750)
Transaction costs allocable to warrant liability	—	(23,219)
Interest earned on marketable securities held in Trust Account	3,624	17,321
Other loss, net	(3,233,876)	(2,499,648)

Net loss	$(4,600,248)	$(4,079,519)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	13,703,338	13,665,900

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,325,412	4,026,464

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.06)	$(1.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH JULY 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — November 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Sale of 14,375,000 Units, net of underwriting discounts and offering expenses	14,375,000	1,438	—	—	139,936,772	—	139,938,210

Proceeds received in excess of fair value of Private Placement Warrants, net of warrant liability	—	—	—	—	962,500	—	962,500

Issuance of Representative Shares	60,000	6	—	—	599,994	—	600,000

Class A ordinary shares subject to redemption	(13,648,847)	(1,366)	—	—	(136,488,165)	—	(136,489,531)

Net loss	—	—	—	—	—	(36,177)	(36,177)

Balance — January 31, 2021	786,153	$78	3,593,750	$359	$5,035,742	$(36,177)	$5,000,002

Change in value of ordinary share subject to redemption	(54,491)	(5)	—	—	(556,901)	—	(556,906)

Net income	—	—	—	—	—	556,906	556,906

Balance — April 30, 2021	731,662	$73	3,593,750	$359	$4,478,841	$520,729	$5,000,002

Change in value of ordinary share subject to redemption	460,315	46	—	—	4,600,201	—	4,600,247

Net loss	—	—	—	—	—	(4,600,248)	(4,600,248)

Balance — July 31, 2021	1,191,977	$119	3,593,750	$359	$9,079,042	$(4,079,519)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH JULY 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(4,079,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(17,321)
Change in fair value of warrant liability	2,493,750
Transaction costs allocable to warrant liability	23,219
Changes in operating assets and liabilities:
Prepaid expenses	(240,442)
Accrued expenses	1,234,253
Net cash used in operating activities	(581,060)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(143,750,000)
Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000
Proceeds from sale of Private Placement Warrants	4,375,000
Proceeds from promissory note — related party	134,914
Repayment of promissory note — related party	(159,914)
Payment of offering costs	(340,009)
Net cash provided by financing activities	144,884,991

Net Change in Cash	553,931
Cash – Beginning	—
Cash – Ending	$553,931

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$25,000
Issuance of Representative Shares	$600,000
Initial classification of Class A ordinary shares subject to possible redemption	$136,497,490
Change in value of Class A ordinary shares subject to possible redemption	$(4,051,300)
Offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2021
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

As of July 31, 2021, the Company had not commenced any operations. All activity for the period from November 10, 2020 (inception) through July 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JULY 31, 2021
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
JULY 31, 2021
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

Going Concern Consideration

As of July 31, 2021, the Company had $553,931 in its operating bank accounts and working capital deficit of $489,995.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5). The Note was repaid on January 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of July 31, 2021 there were no amounts outstanding under any Working Capital Loan.

The Company will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If the Company is unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 22, 2021. The interim results for the three months ended July 31, 2021 and for the period from November 10, 2020 (inception) through July 31, 2021 are not necessarily indicative of the results to be expected for the period ending October 31, 2021 or for any future interim periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2021
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of July 31, 2021.

Marketable Securities Held in Trust Account

At July 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S Treasury securities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of July 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2021
(Unaudited)

Net Income (Loss) Per Ordinary Share

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended July 31, 2021	For the Period from November 10, 2020 (Inception) Through July 31, 2021
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Interest earned and unrealized gains on marketable securities held in Trust Account	$3,624	$17,321
Net income allocable to ordinary shares subject to possible redemption	$3,624	$17,321
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	13,703,338	13,665,900
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net loss minus Net Earnings
Net loss	$(4,600,248)	$(4,079,519)
Less: Net loss allocable to Class A ordinary shares subject to possible redemption	(3,339)	(15,958)
Non-Redeemable Net loss	$(4,603,587)	$(4,095,477)
Denominator: Weighted Average Non-Redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,325,412	4,026,464
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.06)	$(1.02)

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2021
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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for the Private Placement Warrants (see Note 9).

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 14,375,000 Units, inclusive of 1,875,000 Units sold to the underwriters on January 27, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2021
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 16, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 3,593,750 Class B ordinary shares (the “Founder Shares”). In December 2020, the Sponsor directly transferred 70,000 founder shares to an entity controlled by a Company’s director nominee, up to 35,000 of which are subject to repurchase by our sponsor based on the achievement of certain milestones. In December 2020, the Sponsor allocated 100,000 Founder Shares to seven of the Company’s director nominees. The total consideration paid for these shares was $695.67. The Founder Shares include an aggregate of up to 468,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on January 27, 2021, no Founder Shares are currently subject to forfeiture.

In July 2021, the Company added a new member to the sponsorship and the Sponsor allocated 45,000 Founder Shares, The total consideration paid for these shares was $313.05.

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 170,000 shares transferred or allocated to the Company’s director nominees and affiliates of its sponsor group in December 2020 was $1,048,900 or $6.17 per share. The fair value of the 45,000 shares allocated to the Company’s director nominee in July 2021 was $323,550 or $7.19 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.  As of July 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until 180 days after the completion of a Business Combination.

Administrative Support Agreement

The Company entered into an agreement commencing on January 26, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three months ended July 31, 2021 and for the period from November 11, 2020 (inception) through July 31, 2021, the Company incurred $60,000, of which such amount is included in accrued expenses in the accompanying condensed balance sheet.

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
JULY 31, 2021
(Unaudited)

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2021
(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of July 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 100,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At July 31, 2021, there were 1,191,977 Class A ordinary shares issued and outstanding, excluding 13,243,023 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At July 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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
JULY 31, 2021
(Unaudited)

NOTE 8. WARRANTS

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
JULY 31, 2021
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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	July 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$143,767,321
Liabilities:
Warrant Liability – Private Placement Warrants	3	5,906,250

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2021
(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurements:

	January 26, 2021 (Initial Measurement)	April 30, 2021	July 31, 2021
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.62	$9.74	$9.75
Volatility	15.0%	12.1%	21.6%
Term	5.00	5.00	5.00
Risk-free rate	0.48%	0.88%	0.67%
Dividend yield	0.0%	0.0%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of November 10, 2020 (inception)	$—
Initial measurement on January 26, 2021 (inclusive of the over-allotment))	3,412,500
Change in fair value at April 30, 2021	(743,750)
Fair value as of April 30, 2021	$2,668,750
Change in fair value at July 31, 2021	3,237,500
Fair value as of July 31, 2021	$5,906,250

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period from November 10, 2020 (inception) through July 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review and other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement

On August 10, 2021, the Company, ads-tec Energy plc, an Irish public limited company duly incorporated under the laws of Ireland and a wholly owned subsidiary of the Company (“Irish Holdco”), EUSG II Corporation, an exempted company incorporated in the Cayman Islands with limited liability under company number 379118 and a wholly subsidiary of Irish Holdco (“New SPAC”), Bosch Thermotechnik GmbH, based in Wetzlar and entered in the commercial register of the Wetzlar Local Court under HRB 13 (“Bosch”), ads-tec Holding GmbH, based in Nürtingen and entered in the commercial register of the Stuttgart Local Court under HRB 224527 (“ADSH”, together with Bosch, the “Sellers” and each individually, a “Seller”), and ads-tec Energy GmbH, based in Nürtingen and entered in the commercial register of the Stuttgart Local Court under HRB 762810 (“ADSE”), entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the Company will merge with and into New SPAC, with New SPAC being the surviving company in such merger (the “SPAC Merger”), (ii) following the SPAC Merger, Bosch will transfer to Irish Holdco, and Irish Holdco will acquire from Bosch certain Company Shares in exchange for the Cash Consideration (the “Bosch Acquisition”), and (iii) concurrently with the Bosch Acquisition, the Sellers will transfer as contribution to Irish Holdco, and Irish Holdco shall assume from the Sellers, certain Company Shares in exchange for the Share Consideration (the “Share-for-Share Exchange” and, together with the SPAC Merger, the Bosch Acquisition and the other transactions contemplated by the Business Combination Agreement and the Transaction Documents, the “Transactions”).

To effectuate the Bosch Acquisition, Irish Holdco and Bosch will enter into the Cash Consideration Transfer Agreement (the “Cash Consideration Transfer Agreement”), pursuant to which, and subject to the condition precedent within the meaning of §158 para. 1 of the German Civil Code, the Cash Consideration will be credited to an account or accounts designated by Bosch in accordance with the Business Combination Agreement (such payment the “Cash Consideration Closing”), Bosch will transfer and assign to Irish Holdco, and Irish Holdco will accept such transfer and assignment from Bosch the Acquired Shares and all rights attaching to them at the Cash Consideration Closing. To effectuate the Share-for-Share Exchange, Irish Holdco and the Sellers will enter into the Share Consideration and Loan Transfer Agreement (the “Share and Loan Consideration Transfer Agreement”), pursuant to which, and subject to the condition precedent within the meaning of Section 158 para. 1 of the German Civil Code, the Bosch Share Consideration has been delivered to Bosch and the ADSH Share Consideration has been delivered to ADSH, respectively in accordance with the Business Combination (such delivery of the Share Consideration the “Share Consideration Closing”), and in accordance with the Business Combination Agreement, (a) Bosch shall transfer to Irish Holdco, and Irish Holdco shall accept from Bosch the Bosch Contributed Shares (as defined in the Share and Loan Consideration Transfer Agreement) and all rights attaching to them at the Share Consideration Closing and (b) ADSH shall transfer to Irish Holdco, and Irish Holdco shall accept from ADSH the ADSH Contributed Shares (as defined in the Share and Loan Consideration Transfer Agreement) and all rights attaching to them at the Share Consideration Closing.

The Business Combination Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and the Sellers; (ii) by the Company or the Sellers upon the occurrence of any of the following: (a) if the Closing of the Business Combination Agreement has not occurred prior to February 11, 2022, the date that is six (6) months days after the date of the Business Combination Agreement (the “Outside Date”) unless extended pursuant to the Business Combination Agreement, provided however, that the Business Combination Agreement may not be terminated by or on behalf of any party that is either directly or indirectly through its affiliates in breach or violation of any representation, warranty, covenant, agreement or obligation contained in the Business Combination Agreement and such breach is the cause of the failure of a condition to the parties’ obligation to close; (b) if any Governmental Authority has enacted, issued, promulgated, enforced or entered any injunction, order decree ruling which has become final and nonappealable and has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting the consummation of the Transactions; and (c) if at the final adjournment of the extraordinary general meeting of the stockholders, any of the Transaction Proposals fails to receive the requisite vote for approval; (iii) by the Company in the event any representation, warranty, covenant or agreement by the Sellers or ADSE has been breached or has become untrue such that the conditions to Closing would not be satisfied, provided however, that the Company has not waived such breach and that the Company, Irish Holdco and New SPAC are not then in material breach of their representations, warranties, covenants or agreements under the Business Combination Agreement; provided, further, that if such breach is curable by the Sellers or ADSE, the Company may not terminate for so long as the Sellers and ADSE continue to exercise their reasonable efforts to cure such breach, unless such breach is not cured by the earlier of 30 days after notice of such breach and the Outside Date or (iv) by either Seller in the event any representation, warrant, covenant or agreement by the Company, Irish Holdco or New SPAC has been breached or has become untrue such that the conditions to Closing would not be satisfied, provided however, that such Seller has not waived such breach and that the Sellers and ADSE are not then in material breach of their representations, warranties, covenants or agreements under the Business Combination Agreement; provided, further, that if such breach is curable by the Company, Irish Holdco or New SPAC, the Sellers may not terminate for so long as the Company, Irish Holdco and New SPAC continue to exercise their reasonable efforts to cure such breach, unless such breach is not cured by the earlier of 30 days after notice of such breach and the Outside Date.

The Transactions will be consummated subject to the deliverables and provision as further described in the Business Combination Agreement. The Transactions were approved by the boards of directors of each of the Company and ADSE.

In advance of the entry into the Business Combination Agreement, the Company and Irish Holdco entered into the Subscription Agreements (the “Subscription Agreements”) dated August 10, 2021, with certain qualified institutional buyers and accredited investors (collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, 15.6 million newly issued ordinary shares of the Company (the “Private Placement”) for gross proceeds of approximately $156 million. The proceeds from the Private Placement will be used to fund a portion of the cash consideration required to effect the Business Combination. The Private Placement is expected to be consummated at least one (1) Business Day prior to the SPAC Merger Effective Time (as defined in the Business Combination Agreement), and the Business Combination is contingent upon, among other things, the closing of the Private Placement.

The Subscription Agreements for the PIPE Investors provide for certain registration rights. In particular, Irish Holdco within 30 calendar days following the closing of the Transaction, submit to or file with the Commission a registration statement registering the resale of such shares. Additionally, Irish Holdco will be required to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day following the filing date thereof, (ii) the 90th calendar day following the filing date thereof if the Commission notifies Irish Holdco that it will “review” the registration statement and (iii) the 10th business day after the date Irish Holdco is notified in writing by the Commission that the registration statement will not be “reviewed” or will not be subject to further review.

On August 9, 2021 a Sponsor Support Agreement was entered into. Under this agreement each Sponsor Party agrees to vote in favor of the approval and adoption of the Business Combination Agreement. Each Sponsor agrees to waive all rights to redemption, to note sell, assign or transfer any of their Sponsor shares and to execute the Business Combination agreement with no conflict or violation of any laws, ethics, or regulations.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through July 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended July 31, 2021, we had a net loss of $4,600,248, which consisted of interest earned on marketable securities held in Trust Account of $3,624, offset by a change in fair value of warrant liability of $3,237,500 and formation and operational costs of $1,366,372.

For the period from November 10, 2020 (inception) through July 31, 2021, we had a net loss of $4,079,519, which consisted of interest earned on marketable securities held in Trust Account of $17,321, offset by a change in fair value of warrant liability of $2,493,750, formation and operational costs of $1,579,871, and transaction costs allocable to warrant liability of $23,219.

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

For the period from November 10, 2020 (inception) through July 31, 2021, net cash used in operating activities was $581,060. Net loss of $4,079,519 was impacted by formation costs paid by Sponsor in exchange for issuance of Founder Shares of $5,000, interest earned on marketable securities held in Trust Account of $17,321, a change in fair value of warrant liability of $2,493,750, transaction costs associated with the warrant liability of $23,219, and changes in operating assets and liabilities, which used $993,811 of cash from operating activities.

As of July 31, 2021, we had cash and marketable securities held in the Trust Account of $143,767,321. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of July 31, 2021, we had cash of $553,931. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

The Company will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If the Company is unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of July 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended July 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our private placement. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

Date: September 13, 2021	By:	/s/ Pieter Taselaar
	Name:	Pieter Taselaar
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: September 13, 2021	By:	/s/ Patrick Moroney
	Name:	Patrick Moroney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)