Form 10-Q/A
period 2021-01-31
European Sustainable Growth Acquisition Corp.
filed 2021-11-26
CIK 1832505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 26, 2021, 14,435,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2021

i

EXPLANATORY NOTE

European Sustainable Growth Acquisition Corp. (the “Company,” “European Sustainable,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2021 (the “Original Quarterly Report”).

Background of Restatement

Upon internal review, management noted that all of the shares held by the public shareholders (“Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data should be restated in the Form 10-Q/A as a result of this error. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 26, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of January 31, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED BALANCE SHEET

JANUARY 31, 2021

(Unaudited)

ASSETS
Current assets
Cash	$1,133,191
Due from Sponsor	25,000
Prepaid	23,100
Total Current Assets	1,181,291

Cash and marketable securities held in Trust Account	143,751,121
Total Assets	$144,932,412

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$5,379
Accrued offering costs	25,000
Total Current Liabilities	30,379

Warrant liability	3,412,500
Total Liabilities	3,442,879

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 14,375,000 shares at redemption value	143,751,121

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 60,000 issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	6
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 issued and outstanding(1)	359
Additional paid-in capital	—
Accumulated deficit	(2,261,953)
Total Shareholders’ Deficit	(2,261,588)
Total Liabilities and Shareholders’ Deficit	$144,932,412

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH JANUARY 31, 2021

(Unaudited)

Formation and operating costs	$14,079
Loss from operations	$(14,079)

Other income:
Transaction costs allocable to warrant liability	(23,219)
Interest earned on marketable securities held in Trust Account	201
Unrealized gain on marketable securities held in Trust Account	920
Other income, net	(22,098)

Net Loss	$(36,177)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	925,000
Basic and diluted net income per share, Class A ordinary shares	(0.01)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,149,671

Basic and diluted net income per share, Class B ordinary shares	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH JANUARY 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — November 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Remeasurement adjustment for Class A ordinary shares to redemption amount	—	—	—	—	(1,587,135)	(2,224,655)	(3,811,790)

Sale of 4,375,000 Private Placement Warrants	—	—	—	—	962,500	—	962,500

Issuance of Representative Shares	60,000	6	—	—	599,994	—	600,000

Change in Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,121)	(1,121)

Net loss			—	—	—	(36,177)	(36,177)

Balance — January 31, 2021	60,000	$6	3,593,750	$359	$—	$(2,261,953)	$(2,261,588)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH JANUARY 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(12,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(201)
Unrealized gain on marketable securities held in Trust Account	(920)
Changes in operating assets and liabilities:
Prepaid expenses	(23,100)
Accrued expenses	5,379
Net cash used in operating activities	(26,800)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(143,750,000)
Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000
Proceeds from sale of Private Placement Warrants	4,375,000
Proceeds from promissory note — related party	134,914
Repayment of promissory note — related party	(159,914)
Payment of offering costs	(315,009)
Net cash provided by financing activities	144,909,991

Net Change in Cash	1,133,191
Cash – Beginning	—
Cash – Ending	$1,133,191

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$25,000
Issuance of Representative Shares	$600,000
Initial classification of Class A ordinary share subject to possible redemption	$143,750,000
Remeasurement adjustment of Class A ordinary shares subject to possible redemption	$(1,121)
Offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$20,000

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

Going Concern Consideration

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6). The Note was repaid on January 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6).

The Company will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If the Company is unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of these financial statements.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of January 31, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculated to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Balance Sheet as of January 26, 2021	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$118,039,990	$6,960,010	$125,000,000
Class A ordinary shares	$76	$(70)	$6
Additional paid-in capital	$5,027,785	$(5,027,785)	$—
Accumulated deficit	$(28,219)	$(1,932,155)	$(1,960,374)
Total shareholders’ equity (deficit)	$5,000,001	$(6,960,010)	$(1,960,009)
Number of shares subject to redemption	11,803,999	696,001	12,500,000

Balance Sheet as of January 31, 2021
Class A ordinary shares subject to possible redemption	$136,489,531	$7,261,590	$143,751,121
Class A ordinary shares	$78	$(72)	$6
Additional paid-in capital	$5,035,742	$(5,035,742)	$—
Accumulated deficit	$(36,177)	$(2,225,776)	$(2,261,953)
Total shareholders’ equity (deficit)	$5,000,002	$(7,261,590)	$(2,261,588)
Number of shares subject to redemption	13,648,847	726,153	14,375,000

Condensed Statement of Changes in Shareholders’ Equity (Deficit) as of January 31, 2021 (unaudited)
Sale of 14,375,000 Units, net of underwriting discounts and offering expenses	$139,938,210	$(139,938,210)	$—
Class A ordinary shares subject to redemption	$(136,489,531)	$136,489,531	$—
Remeasurement adjustment for Class A ordinary shares to redemption amount	$—	$(3,811,790)	$(3,811,790)
Change in Remeasurement adjustment for Class A ordinary shares to redemption amount	$—	$(1,121)	$(1,121)

Statement of Cash Flows for The Period from November 10, 2020 (Inception) Through January 31, 2021
Initial classification of Class A ordinary shares subject to possible redemption	$136,497,490	$7,252,510	$143,750,000
Change in value of Class A ordinary shares subject to possible redemption	$548,946	$(547,825)	$1,121

Statement of Operation for The Period from November 10, 2020 (Inception) Through January 31, 2021
Weighted average shares outstanding, Class A ordinary shares	13,280,599	(12,355,599)	925,000
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding, Class B ordinary shares	3,250,684	(101,013)	3,149,671
Basic and diluted net loss per share, Class B ordinary shares	$—	$(0.01)	$(0.01)

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at January 31, 2021, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At January 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross Proceeds	$143,750,000
Less:
Class A ordinary shares issuance costs	(3,811,790)
Add:
Remeasurement adjustment of carrying value to redemption value	3,811,790
Current interest in excess of Initial Public Offering proceeds	1,121
Class A ordinary shares subject to possible redemption	$143,751,121

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period.. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2021

(Unaudited)

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, and the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 ordinary shares in the aggregate. As of January 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH JANUARY 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(8,213)	$(27,964)
Denominator:
Basic and diluted weighted average shares outstanding	925,000	3,149,671

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

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

Class A Ordinary Shares — The Company is authorized to issue 100,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At January 31, 2021, there were 14,435,000 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The values and assumptions related to the Private Placement Warrants were previously revised in Note 2 to the Quarterly Report for the April 30, 2021 Form 10-Q.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at January 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	January 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$143,751,121
Liabilities:
Warrant Liability – Private Placement Warrants	3	$3,412,500

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

The following table presents the quantitative information regarding Level 3 fair value measurements:

January 26, 2021 (Initial Measurement)
Exercise price	$11.50
Stock price	$9.62
Volatility	15.0%
Term	5.00
Risk-free rate	0.48%
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of November 10, 2020 (inception)	$—
Initial measurement on January 26, 2021 (inclusive of the over-allotment))	3,412,500
Change in fair value at January 31, 2021	—
Fair value as of January 31, 2021	$3,412,500

There was no change in fair value of the Level 3 warrant liabilities as of January 31, 2021, The Private Placement Warrants were valued at the same value as the initial measurement, therefore no change in fair value was recorded as of January 31, 2021.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period from November 10, 2020 (inception) through January 31, 2021.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of January 31, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering, and the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of Jannuary 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 21, 2021, by and between the Company and EBC, as representative of the several underwriters. (1)
1.2	Business Combination Marketing Agreement, dated January 21, 2021, by and between the Company, EBC and ABN AMRO. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated January 26, 2021, by and between the Company and CST, as warrant agent. (1)
10.1	Letter Agreement, dated January 26, 2021, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated January 26, 2021, by and between the Company and CST, as trustee. (1)
10.3	Registration Rights Agreement, dated January 26, 2021, by and between the Company, the Sponsor, EBC and ABN AMRO. (1)
10.4	Administrative Support Agreement, dated January 26, 2021, by and between the Company and the Sponsor. (1)
10.5.1	Private Placement Warrants Purchase Agreement, dated January 26, 2021, by and between the Company and the Sponsor. (1)
10.5.2	Private Placement Warrants Purchase Agreement, dated January 26, 2021, by and between the Company and EBC. (1)
10.5.3	Private Placement Warrants Purchase Agreement, dated January 26, 2021, by and between the Company and ABN AMRO. (1)
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

Date: November 26, 2021	By:	/s/ Pieter Taselaar
	Name:	Pieter Taselaar
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 26, 2021	By:	/s/ Patrick Moroney
	Name:	Patrick Moroney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)