Form 10-Q/A
period 2021-04-30
European Sustainable Growth Acquisition Corp.
filed 2021-11-26
CIK 1832505

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of April 30, 2021 (Unaudited)	1

	Condensed Statement of Operations for the Three Months Ended April 30, 2021 and for the Period from November 10, 2020 (inception) through April 30, 2021 (Unaudited)	2

	Condensed Statement of Changes in Shareholders’ Deficit for the Three Months Ended April 30, 2021 and for the Period from November 10, 2020 (inception) through April 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the Period from November 10, 2020 (inception) through April 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

i

EXPLANATORY NOTE

European Sustainable Growth Acquisition Corp. (the “Company,” “European Sustainable,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2021 (the “Original Quarterly Report”).

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

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of April 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED BALANCE SHEET

APRIL 30, 2021

(Unaudited)

ASSETS
Current assets
Cash	$751,925
Prepaid expenses	327,327
Total Current Assets	1,079,252

Cash and marketable securities held in Trust Account	143,763,697
Total Assets	$144,842,949

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$102,760
Accrued offering costs	25,000
Total Current Liabilities	127,760

Warrant liability	2,668,750
Total Liabilities	2,796,510

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 14,375,000 shares at redemption value	143,763,697

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 60,000 issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	6
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(1,717,623)
Total Shareholders’ Deficit	(1,717,258)
Total Liabilities and Shareholders’ Deficit	$144,842,949

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,	For the Period from November 10, 2020 (Inception) Through April 30,
	2021	2021
Formation and operational costs	$199,420	$213,499
Loss from operations	(199,420)	(213,499)

Other income (expense):
Change in fair value of warrant liability	743,750	743,750
Transaction costs allocable to warrant liability		(23,219)
Interest earned on marketable securities held in Trust Account	13,496	13,697
Unrealized loss on marketable securities held in Trust Account	(920)	—
Other income, net	756,326	734,228

Net income	$556,906	$520,729

Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,435,000	8,212,212

Basic and diluted net income per share, Class A ordinary shares	$0.03	$0.04

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,593,750	3,389,205

Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH APRIL 30, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance — November 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Remeasurement adjustment for Class A ordinary shares to redemption amount	—	—	—	—	(1,587,135)	(2,224,655)	(3,811,790)

Proceeds received in excess of fair value of Private Placement Warrants, net of warrant liability	—	—	—	—	962,500	—	962,500

Issuance of Representative Shares	60,000	6	—	—	599,994	—	600,000

Change in Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,121)	(1,121)

Net loss	—	—	—	—	—	(36,177)	(36,177)

Balance — January 31, 2021	60,000	$6	3,593,750	$359	$—	$(2,261,953)	$(2,261,588)

Change in Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(12,576)	(12,576)

Net income	—	—	—	—	—	556,906	556,906

Balance — April 30, 2021	60,000	$6	3,593,750	$359	$—	$(1,717,623)	$(1,717,258)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH APRIL 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$520,729
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(13,697)
Change in fair value of warrant liability	(743,750)
Transaction costs allocable to warrant liability	23,219
Changes in operating assets and liabilities:
Prepaid expenses	(302,327)
Accrued expenses	102,760
Net cash used in operating activities	(408,066)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(143,750,000)
Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000
Proceeds from sale of Private Placement Warrants	4,375,000
Proceeds from promissory note — related party	134,914
Repayment of promissory note — related party	(159,914)
Payment of offering costs	(315,009)
Net cash provided by financing activities	144,909,991

Net Change in Cash	751,925
Cash – Beginning	—
Cash – Ending	$751,925

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$25,000
Issuance of Representative Shares	$600,000
Remeasurement adjustment of Class A ordinary shares subject to possible redemption	$143,750,000
Accretion of Class A ordinary shares subject to possible redemption	$13,697
Offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$20,000

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of April 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2021
(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Balance Sheet as of April 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$137,046,436	$6,717,261	$143,763,697
Class A ordinary shares	$73	$(67)	$6
Additional paid-in capital	$4,478,842	$(4,478,842)	$—
Accumulated deficit	$520,729	$(2,238,352)	$(1,717,623)
Total shareholders’ equity (deficit)	$5,000,003	$(6,717,261)	$(1,717,258)
Number of shares subject to redemption	13,703,338	671,662	14,375,000

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) as of April 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to redemption	$(556,906)	$556,906	$—
Change in Remeasurement adjustment for Class A ordinary shares to redemption amount	$—	$(12,576)	$(12,576)

Statement of Cash Flows for The Period from November 10, 2020 (Inception) Through April 30, 2021
Initial classification of Class A ordinary shares subject to possible redemption	$136,497,490	$7,252,510	$143,750,000
Change in Remeasurement adjustment for Class A ordinary shares to redemption amount	$548,946	$(535,249)	$13,697

Statement of Operations for the three months ended April 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	13,648,847	786,153	14,435,000
Basic and diluted net income per share, Class A ordinary shares	$—	$0.03	$0.03
Weighted average shares outstanding, Class B ordinary shares	4,379,903	(786,153)	3,593,750
Basic and diluted net loss per share, Class B ordinary shares	$0.12	$(0.09)	$0.03

Statement of Operation for The Period from November 10, 2020 (Inception) Through April 30, 2021
Weighted average shares outstanding, Class A ordinary shares	13,629,259	(5,417,047)	8,212,212
Basic and diluted net income per share, Class A ordinary shares	$—	$0.04	$0.04
Weighted average shares outstanding, Class B ordinary shares	3,859,778	(470,573)	3,389,205
Basic and diluted net loss per share, Class B ordinary shares	$0.13	$(0.09)	$0.04

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at April 30, 2021, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At April 30, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross Proceeds	$143,750,000
Less:
Class A ordinary shares issuance costs	(3,811,790)
Add:
Remeasurement of carrying value to redemption value	3,811,790
Current interest in excess of Initial Public Offering proceeds	13,697
Class A ordinary shares subject to possible redemption	$143,763,697

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, and the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 ordinary shares in the aggregate. As of April 30, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended		For the Period from November 10, 2020
	April 30, 2021		(Inception) Through April 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$445,895	$111,011	$368,605	$152,124
Denominator:
Basic and diluted weighted average shares outstanding	14,435,000	3,593,750	8,212,212	3,389,205
Basic and diluted net loss per ordinary share	$0.03	$0.03	$0.04	$0.04

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

Class A Ordinary Shares — The Company is authorized to issue 100,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At April 30, 2021, there were 60,000 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering, and the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of April 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

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