Form 10-Q/A
period 2021-07-31
European Sustainable Growth Acquisition Corp.
filed 2021-11-26
CIK 1832505

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2021

i

EXPLANATORY NOTE

European Sustainable Growth Acquisition Corp. (the “Company,” “European Sustainable,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended July 31, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2021 (the “Original Quarterly Report”).

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

All of the Public Shares contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, Management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

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

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of July 31, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED BALANCE SHEET

JULY 31, 2021

(Unaudited)

ASSETS
Current assets
Cash	$553,931
Prepaid expenses	190,327
Total Current Assets	744,258

Non-current assets
Prepaid expenses	$75,115
Total Non-Current Assets	75,115

Cash and marketable securities held in Trust Account	143,767,321
Total Assets	$144,586,694

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,234,253
Total Current Liabilities	1,234,253

Warrant liability	5,906,250
Total Liabilities	7,140,503

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 14,375,000 shares at redemption value	143,767,321

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 60,000 issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	6
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(6,321,495)
Total Shareholders’ Deficit	(6,321,130)
Total Liabilities and Shareholders’ Deficit	$144,586,694

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,	For the Period from November 10, 2020 (Inception) Through July 31,
	2021	2021
Formation and operational costs	$1,366,372	$1,579,871
Loss from operations	(1,366,372)	(1,579,871)

Other income (expense):
Change in fair value of warrant liability	(3,237,500)	(2,493,750)
Transaction costs allocable to warrant liability	—	(23,219)
Interest earned on marketable securities held in Trust Account	3,624	17,321
Other loss, net	(3,233,876)	(2,499,648)

Net loss	$(4,600,248)	$(4,079,519)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,435,000	10,439,825

Basic and diluted net loss per share, Class A ordinary shares	$(0.26)	$(0.29)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,593,750	3,462,427

Basic and diluted net loss per share, Class B ordinary shares	$(0.26)	$(0.29)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH JULY 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance — November 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Remeasurement adjustment for Class A ordinary shares to redemption amount	—	—	—	—	(1,587,135)	(2,224,655)	(3,811,790)

Proceeds received in excess of fair value of Private Placement Warrants, net of warrant liability	—	—	—	—	962,500	—	962,500

Issuance of Representative Shares	60,000	6	—	—	599,994	—	600,000

Change in Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—		(1,121)	(1,121)

Net loss	—	—	—	—	—	(36,177)	(36,177)

Balance — January 31, 2021	60,000	$6	3,593,750	$359	$—	$(2,261,953)	$(2,261,588)

Change in Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(12,576)	(12,576)

Net income	—	—	—	—	—	556,906	556,906

Balance — April 30, 2021	60,000	$6	3,593,750	$359	$—	$(1,717,623)	$(1,717,258)

Change in Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,624)	(3,624)

Net loss	—	—	—	—	—	(4,600,248)	(4,600,248)

Balance — July 31, 2021	60,000	$6	3,593,750	$359	$—	$(6,321,495)	$(6,321,130)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH JULY 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(4,079,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(17,321)
Change in fair value of warrant liability	2,493,750
Transaction costs allocable to warrant liability	23,219
Changes in operating assets and liabilities:
Prepaid expenses	(240,442)
Accrued expenses	1,234,253
Net cash used in operating activities	(581,060)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(143,750,000)
Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000
Proceeds from sale of Private Placement Warrants	4,375,000
Proceeds from promissory note — related party	134,914
Repayment of promissory note — related party	(159,914)
Payment of offering costs	(340,009)
Net cash provided by financing activities	144,884,991

Net Change in Cash	553,931
Cash – Beginning	—
Cash – Ending	$553,931

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$25,000
Issuance of Representative Shares	$600,000
Initial classification of Class A ordinary shares subject to possible redemption	$143,750,000
Remeasurement adjustment of Class A ordinary shares subject to possible redemption	$17,321
Offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$20,000

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

The registration statement for the Company’s Initial Public Offering became effective on January 21, 2021. On January 26, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $125,000,000 which is described in Note 5.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to LRT Capital1 LLC (the “Sponsor”) and the underwriters of the Initial Public Offering, generating gross proceeds of $4,000,000, which is described in Note 6.

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

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6). The Note was repaid on January 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of July 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of July 31, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2021
(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Balance Sheet as of July 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$132,446,190	$11,321,131	$143,767,321
Class A ordinary shares	$119	$(113)	$6
Additional paid-in capital	$9,079,042	$(9,079,042)	$—
Accumulated deficit	$(4,079,519)	$(2,241,976)	$(6,321,495)
Total shareholders’ equity (deficit)	$5,000,001	$(11,321,131)	$(6,321,130)
Number of shares subject to redemption	13,243,023	1,131,977	14,375,000

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) as of July 31, 2021 (unaudited)
Change in value of Class A ordinary shares subject to redemption	$(4,600,247)	$4,600,247	$—
Change in Remeasurement adjustment for Class A ordinary shares to redemption amount	$—	$(3,624)	$(3,624)

Statement of Cash Flows for The Period from November 10, 2020 (Inception) Through July 31, 2021
Initial classification of Class A ordinary shares subject to possible redemption	$136,497,490	$7,252,510	$143,750,000
Change in Remeasurement adjustment for Class A ordinary shares to redemption amount	$(4,051,300)	$4,068,621	$17,321

Statement of Operations for the three months ended July 31, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	13,703,338	731,662	14,435,000
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.26)	$(0.26)
Weighted average shares outstanding, Class B ordinary shares	4,325,412	(731,662)	3,593,750
Basic and diluted net loss per share, Class B ordinary shares	$(1.06)	$0.80	$(0.26)

Statement of Operation for The Period from November 10, 2020 (Inception) Through July 31, 2021
Weighted average shares outstanding, Class A ordinary shares	13,665,900	(3,226,075)	10,439,825
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.29)	$(0.29)
Weighted average shares outstanding, Class B ordinary shares	4,026,464	(564,037)	3,462,427
Basic and diluted net loss per share, Class B ordinary shares	$(1.02)	$0.73	$(0.29)

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at July 31, 2021, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At July 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross Proceeds	$143,750,000
Less:
Class A ordinary shares issuance costs	(3,811,790)
Add:
Remeasurement of carrying value to redemption value	3,811,790
Current interest in excess of Initial Public Offering proceeds	17,321
Class A ordinary shares subject to possible redemption	$143,767,321

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, and the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 ordinary shares in the aggregate. As of July 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended July 31, 2021		Nine Months Ended July 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(3,683,260)	$(916,988)	$(3,063,494)	$(1,016,025)
Denominator:
Basic and diluted weighted average shares outstanding	14,435,000	3,593,750	10,439,825	3,462,427
Basic and diluted net loss per ordinary share	$(0.26)	$(0.26)	$(0.29)	$(0.29)

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters of the Initial Public Offering purchased an aggregate of 4,000,000 Private Placement Warrants, of which 3,800,000 Private Placement Warrants purchased by the Sponsor and 200,000 Private Placement Warrants purchased by the underwriters at a price of $1.00 per Private Placement Warrant (for an aggregate purchase price of $4,000,000,) from the Company in a private placement. On January 27, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 375,000 Private Placement Warrants to the Sponsor and the underwriters, of which the Sponsor purchased 356,250 Private Placement Warrants and the underwriters purchased 18,750 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $375,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 10). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Class A Ordinary Shares — The Company is authorized to issue 100,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At July 31, 2021, there were 60,000 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption.

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

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2021
(Unaudited)

The Business Combination Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and the Sellers; (ii) by the Company or the Sellers upon the occurrence of any of the following: (a) if the Closing of the Business Combination Agreement has not occurred prior to February 11, 2022, the date that is six (6) months days after the date of the Business Combination Agreement (the “Outside Date”) unless extended pursuant to the Business Combination Agreement, provided however, that the Business Combination Agreement may not be terminated by or on behalf of any party that is either directly or indirectly through its affiliates in breach or violation of any representation, warranty, covenant, agreement or obligation contained in the Business Combination Agreement and such breach is the cause of the failure of a condition to the parties’ obligation to close; (b) if any Governmental Authority has enacted, issued, promulgated, enforced or entered any injunction, order decree ruling which has become final and non appealable and has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting the consummation of the Transactions; and (c) if at the final adjournment of the extraordinary general meeting of the stockholders, any of the Transaction Proposals fails to receive the requisite vote for approval; (iii) by the Company in the event any representation, warranty, covenant or agreement by the Sellers or ADSE has been breached or has become untrue such that the conditions to Closing would not be satisfied, provided however, that the Company has not waived such breach and that the Company, Irish Holdco and New SPAC are not then in material breach of their representations, warranties, covenants or agreements under the Business Combination Agreement; provided, further, that if such breach is curable by the Sellers or ADSE, the Company may not terminate for so long as the Sellers and ADSE continue to exercise their reasonable efforts to cure such breach, unless such breach is not cured by the earlier of 30 days after notice of such breach and the Outside Date or (iv) by either Seller in the event any representation, warrant, covenant or agreement by the Company, Irish Holdco or New SPAC has been breached or has become untrue such that the conditions to Closing would not be satisfied, provided however, that such Seller has not waived such breach and that the Sellers and ADSE are not then in material breach of their representations, warranties, covenants or agreements under the Business Combination Agreement; provided, further, that if such breach is curable by the Company, Irish Holdco or New SPAC, the Sellers may not terminate for so long as the Company, Irish Holdco and New SPAC continue to exercise their reasonable efforts to cure such breach, unless such breach is not cured by the earlier of 30 days after notice of such breach and the Outside Date.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of January 31, 2021 and April 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering, and the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of July 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on January 14, 2021 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on June 1, 2021, except as set forth below. For risk factors relating to Alpha Tau and the Transactions, please see the proxy statement/prospectus included in the registration statement of Alpha Tau filed with the SEC initially on August 19, 2021, as amended on October 18, 2021.

We have identified a material weakness in our internal control over financial reporting as of July 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of its financial statements as of July 31, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A ordinary shares subject to possible redemption. The Company previously determined the value of such Class A ordinary shares to be equal to the redemption value of such shares, after taking into consideration the terms of the Company’s Amended and Restated Memorandum and Articles of Association, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the Class A ordinary shares underlying the units issued during its initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its Class A ordinary shares subject to possible redemption should reflect the possible redemption of all Class A ordinary shares. As a result, management has noted a reclassification error related to temporary equity and permanent equity, which has resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

After consultation with our management and advisors, our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended January 31, 2021, April 30, 2021, and July 31, 2021 filed with the SEC on March 17, 2021, June 30, 2021 and September 14, 2021, respectively. This represents a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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