Form 10-K
period 2021-10-31
European Sustainable Growth Acquisition Corp.
filed 2022-01-31
CIK 1832505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-39917

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

73 Arch Street

Greenwich, CT 06830

(Address of principal executive offices, zip code)

(203) 983-4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one Redeemable Warrant	EUSGU*	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	EUSG*	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share	EUSGW*	The Nasdaq Stock Market LLC

*	Delisted pursuant to the Form 25 filed by The Nasdaq Stock Market LLC on January 5, 2022.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 21, 2021 immediately prior to the PIPE and being merged out of existence, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was $43,629,485 (based on the closing sales price of the Class A ordinary shares of $9.81 on December 21, 2021).1

As of December 21, 2021 immediately prior to the PIPE and being merged out of existence, 30,035,0002 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporate by Reference: None.

[1]	NTD: Calabrese to confirm. Calculated based on information after the PIPE as set forth in page 205 of the F-4, which provides 4,447,450 shares held by the directors, officers and EUSG’s sponsor.

[2]	Note to Calabrese: This reflects 14,435,000 shares outstanding as of November 26, 2021 plus 15,600,000 shares issued in the PIPE.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” or “could” and similar expressions.

Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include those discussed under the heading “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K and in future Quarterly Reports on Form 10-Q or other reports filed with the Securities and Exchange Commission (“SEC”).

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

References to a fiscal year refer to our fiscal year ended October 31 of the specified year.

ii

PART I

ITEM 1. BUSINESS

Business

European Sustainable Growth Acquisition Corp. (“we”, “EUSG” or the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 10, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We are not limited to a particular industry or sector for purposes of consummating a Business Combination. We are an early stage and emerging growth company. On January 26, 2021, we consummated our initial public offering (the “IPO” or “Initial Public Offering”) of 12,500,000 units (the “Units”). On January 27, 2021, we issued an additional 1,875,000 Units pursuant to the exercise of the underwriters’ over-allotment option in full. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (“Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $143,750,000. On December 22, 2021, we merged with and into EUSG II Corporation as part of the Transactions (as defined below) and are no longer in existence.

The Business Combination with ADS-TEC Energy

On August 10, 2021, as disclosed in our Form 8-K filed on August 11, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) ads-tec Energy plc, an Irish public limited company duly incorporated under the laws of Ireland and our wholly-owned subsidiary (“Irish Holdco”), (ii) EUSG II Corporation, an exempted company incorporated in the Cayman Islands with limited liability under company number 379118 and a wholly-owned subsidiary of Irish Holdco (“New SPAC”), (iii) Bosch Thermotechnik GmbH, based in Wetzlar and entered in the commercial register of the Wetzlar Local Court under HRB 13 (“Bosch”), (iv) ads-tec Holding GmbH, based in Nürtingen and entered in the commercial register of the Stuttgart Local Court under HRB 224527 (“ADSH”, together with Bosch, the “Sellers” and each individually, a “Seller”), and (v) ads-tec Energy GmbH, based in Nürtingen and entered in the commercial register of the Stuttgart Local Court under HRB 762810 (“ADSE”), pursuant to which, (i) the Company would merge with and into New SPAC, with New SPAC being the surviving company in such merger (the “SPAC Merger”), (ii) following the SPAC Merger, Bosch would transfer to Irish Holdco, and Irish Holdco would acquire from Bosch certain shares of ADSE in exchange for the Cash Consideration (the “Bosch Acquisition”), and (iii) concurrently with the Bosch Acquisition, the Sellers would transfer as contribution to Irish Holdco, and Irish Holdco would assume from the Sellers, certain shares of ADSE in exchange for the Share Consideration (the “Share-for-Share Exchange” and, together with the SPAC Merger, the Bosch Acquisition and the other transactions contemplated by the Business Combination Agreement and the Transaction Documents, the “Transactions” or the “Business Combination”).

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”) entered into share subscription agreements, pursuant to which the PIPE Investors committed to subscribe for and purchase 15.6 million newly issued Class A Ordinary Shares (the “Private Placement”) for gross proceeds of approximately $156 million. The Private Placement closed on December 21, 2021.

On December 22, 2021, we completed the Transactions contemplated by the Business Combination Agreement and are no longer in existence.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act (“JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

ITEM 1A. RISK FACTORS

Our business, financial condition, financial results, and future growth prospects are subject to a number of risks and uncertainties, including those set forth below. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, financial results, and future growth prospects. Additional risks and uncertainties that are not currently known to us or that we do not currently believe to be material may also negatively affect our business, financial condition, financial results, and future growth prospects.

As used in this Item 1A. Risk Factors, “we” and “our” shall mean EUSG’s or EUSG’s management, as the context may require, if relating to a statement made prior to the Business Combination and shall mean ADS-TEC Energy PLC (as successor registrant to EUSG) or ADS-TEC Energy PLC’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination.

Summary Risk Factors

The following is a summary of the more significant risks relating to the Company.

General Risk Factors

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	We have identified a material weakness in our internal control over financial reporting as of October 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Risks Relating to Our Consummation of a Business Combination

●	Past performance of either Lucerne, the members of our management team, our advisors, or their respective affiliates may not be indicative of future performance of an investment in the Company.

●	We may be a target of securities class action and derivative lawsuits which could result in substantial costs.

Risks Relating to Our Securities

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

Risks Associated with Acquiring and Operating a Business Outside the United States

●	As a result of effecting a business combination with a company located in Europe or outside the United States, we are subject to a variety of additional risks that may negatively impact our operations.

●	We may re-incorporated in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	After our initial business combination, substantially all of our assets are located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

●	A majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company incorporated under the laws of the Cayman Islands with operations limited to pursuing and reviewing potential opportunities for the initial business combination since the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We have identified a material weakness in our internal control over financial reporting as of October 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our IPO. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness. The Company accounted for all warrants as equity, after review management determined that the Company’s private warrants should have been accounted for as liability treatment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In addition, in connection with the preparation of its financial statements as of July 31, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A ordinary shares subject to possible redemption. The Company previously determined the value of such Class A ordinary shares to be equal to the redemption value of such shares, after taking into consideration the terms of the Company’s Amended and Restated Memorandum and Articles of Association, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the Class A ordinary shares underlying the units issued during its initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its Class A ordinary shares subject to possible redemption should reflect the possible redemption of all Class A ordinary shares. As a result, management has noted a reclassification error related to temporary equity and permanent equity, which has resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

After consultation with our management and advisors, our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended January 31, 2021, April 30, 2021, and July 31, 2021 filed with the SEC on March 17, 2021, June 30, 2021 and September 14, 2021, respectively. This represents a material weakness in our internal control over financial reporting as of October 31, 2021.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the restatements, the change in accounting classification of all of our Class A ordinary shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Consummation of a Business Combination

Past performance of either Lucerne, the members of our management team, our advisors, or their respective affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance of either Lucerne Capital Management, L.P., an investment management firm and an affiliate of our sponsor (“Lucerne”), the members of our management team, our advisors, or their respective affiliates is presented for informational purposes only. Past performance of either Lucerne, the members of our management team, our advisors, or their respective affiliates is not a guarantee of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may be a target of securities class action and derivative lawsuits which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Risks Relating to Our Securities

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under the Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, the Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Associated with Acquiring and Operating a Business Outside the United States

As a result of effecting a business combination with a company located in Europe or outside the United States, we are subject to a variety of additional risks that may negatively impact our operations.

Since we have effected a business combination with a company located in another foreign country, we may be subject to special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States, which could result in uncertainty and/or changes in or to existing trade treaties.

In particular, we are subject to the risk of changes in economic conditions, social conditions and political conditions inherent in Europe, including changes in laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

After our initial business combination, substantially all of our assets are located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

A majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

Given our business combination with a non-U.S. target, all revenues and income are likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect our financial condition and results of operations.

We may re-incorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to Europe or another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States or the Cayman Islands. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation may subject us to foreign regulations that could materially and adversely affect our business.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We maintained our executive offices at 73 Arch Street Greenwich, CT 06830.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units issued in the Initial Public Offering began trading on the Nasdaq Capital Market under the symbol “EUSGU” on January 27, 2021. Beginning on March 5, 2021, holders of our units could elect to separately trade the Class A ordinary shares and public warrants contained in the units or continue to trade the units without separating them. On such date, the Class A ordinary shares and public warrants began trading on the Nasdaq Capital under the symbols “EUSG” and “EUSGW,” respectively. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated January 22, 2011 related to the Initial Public Offering which was filed with the SEC. Warrants may only be exercised for a whole number of Class A ordinary shares and became exercisable on January 21, 2022 (i.e., 30 days after the completion of our Business Combination). Our warrants expire at 5:00 p.m. New York City time on December 22, 2026 (i.e., the fifth anniversary of the completion of our Business Combination) or earlier upon redemption as described elsewhere in this Annual Report on Form 10-K.

Holders

As of October 31, 2021, there was one holder of record of our units, one holder of our separately traded Class A ordinary shares and one holder of record of our separately traded public warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Performance Graph

Not applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In November 2020, our sponsor purchased an aggregate of 3,593,750 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.007 per share. The Founder Shares automatically converted into Class A ordinary shares, on a one-for-one basis, upon the completion of the Transactions.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 4,000,000 warrants (the “Private Warrants”) to LRT Capital1 LLC (the “Sponsor”) and the underwriters of the IPO (the “Underwriters”) (3,800,000 Private Warrants to the Sponsor and 200,000 Private Warrants to the underwriters) at a purchase price of $1.00 per Private Warrant, generating gross proceeds to us of $4,000,000. No underwriting discounts or commissions were paid with respect to such sale.

On January 27, 2021, the Underwriters fully exercised their over-allotment option to purchase an additional 1,875,000 units of the Company. In connection with the Underwriters’ full exercise of their over-allotment option, we also consummated the sale of an additional 375,000 Private Warrants at $1.00 per Private Warrant, generating total proceeds of $375,000.

On December 21, 2021, the business day immediately prior to the closing of the Merger, we consummated the closing of a series of subscription agreements with accredited investors for the sale in a private placement of 15,600,000 Class A ordinary shares of EUSG (the “PIPE Shares”) for an aggregate investment of approximately $156 million, which shares were automatically cancelled in exchange for 15,600,000 Ordinary Shares upon the closing of the Transactions.

The sale of the Founder Shares, the Private Warrants and the PIPE Shares were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

A total of $143,750,000 of the proceeds from the IPO (which amount includes $2,875,000 of the deferred underwriting commissions) and the sale of the Private Warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. After the consummation of the Transactions, the funds in the trust account were released to pay holders of our Class A Ordinary Shares who exercised their redemption rights, to repay loans made to us by the Sponsor, our officers and directors and others, and to pay fees and expenses in connection with the Transactions (including fees of an aggregate of approximately $5,031,250 to the Underwriters pursuant to the Business Combination Marketing Agreement, dated January 21, 2021, by and between EUSG and the Underwriters), and for working capital and general corporate purposes of the ADSE business.

The proceeds from the Private Placement were used to fund a portion of the cash consideration required to effect the Transactions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through October 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from November 10, 2020 (inception) through October 31, 2021, we had a net loss of $7,651,102, which consisted of formation and operational costs of $2,882,577, change in fair value of warrant liability of $4,681,250, change in fair value of convertible note of $85,000. and transaction costs allocable to warrant liability of $23,219, offset by interest earned on marketable securities held in Trust Account of $20,944.

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

For the period from November 10, 2020 (inception) through October 31, 2021, net cash used in operating activities was $943,524. Net loss of $7,651,102 was impacted by formation costs paid by Sponsor in exchange for issuance of Founder Shares of $5,000, interest earned on marketable securities held in Trust Account of $20,944, a change in fair value of warrant liability of $4,681,250, change in fair value of convertible note $85,000, transaction costs associated with the warrant liability of $23,219, and changes in operating assets and liabilities used $1,934,053 of cash for operating activities.

As of October 31, 2021, we had cash and marketable securities held in the Trust Account of $143,770,944. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of October 31, 2021, we had cash of $291,467. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

As of December 22, 2021, substantial doubt about our ability to continue as a going concern was alleviated due to the closing of a business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of October 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our shares of Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. Our ordinary shares features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Common Share

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering, and the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of October 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As used in this Item 9A. Controls and Procedures, “we” and “our” shall mean EUSG’s or EUSG’s management, as the context may require, if relating to a statement made prior to the Business Combination and shall mean ADS-TEC Energy PLC (as successor registrant to EUSG) or ADS-TEC Energy PLC’s management, as the context may require, if relating to a statement made after the consummation of the Business Combination. Any material weakness described herein with respect to the fiscal year ended October 31, 2021 covered by this report means the material weakness of EUSG.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Advisors

Our officers and directors as of October 31, 2021 were as follows:

Name	Age	Title
Lars Thunell	72	Director (Chairman)
Pieter Taselaar	58	Co-Chief Executive Officer and Director
Matheus Hovers	46	Co-Chief Executive Officer
Karan Trehan	67	President and Director
Marc Rothfeldt	60	Senior Advisor
Patrick Moroney	56	Chief Financial Officer
Elaine Weidman Grunewald	53	Director
Wilco Jiskoot	70	Director

Lars Thunell was the chairman of our board of directors. Since 2016, Dr. Thunell has been an independent investor focused on green initiatives, who has held numerous leadership positions. He has also served as chairman of a family-owned real estate company in Åre, Sweden, since 2008. During his professional career, he has served on the boards of many public and private companies including Statoil ASA, an energy company that is now known as Equinor, Elekta, a company making precision radiation medicine, Castellum, a Swedish real estate corporation, SCA, a company in the personal care and tissue product industry, Astra, a pharmaceutical company, and Azelio, a green energy company. Dr. Thunell started his career in the treasury department of American Express in 1975. He then joined ASEA AB, a Swedish electrical engineering company, and in 1988 he was part of the team that created ABB, a global technology company, including ABB Financial Services. In 1991, he joined Nordbanken, a Swedish bank, as deputy Chief Executive Officer. He became Chief Executive Officer of Securum, the bank that the Swedish government set up during the financial crisis of the early 1990s to unwind bad debt from Nordbanken. From 1997 to 2005, Dr. Thunell served as the Chief Executive Officer of Trygg Hansa, an insurance company that merged with Skandinaviska Enskilda Banken, or SEB, in 1998. In 2006, Dr. Thunell became the Chief Executive Officer of International Finance Corporation, or IFC, a member of the World Bank focused on the private sector in developing countries. After leaving IFC in 2012, he became a Senior Advisor to Blackstone until 2016. Dr. Thunell also served as chairman of the board of Africa Risk Capacity Insurance Company Limited, a mutual insurance company for African states, from 2013 to 2017. He has also served a member of the board of directors of both Kosmos Energy Ltd., a deep-water exploration and production company and British bank Standard Chartered PLC, for which he headed the risk committee. Dr. Thunell has a Ph.D. in political science from the University of Stockholm.

Pieter Taselaar was our Co-Chief Executive Officer, and served on our board of directors. Mr. Taselaar is the Founding Partner and Portfolio Manager of Lucerne, which he founded in 2000 under the name Reach Capital Management, LLC. Prior to founding Lucerne, he was a Senior Managing Director at the New York office of ABN AMRO, and Head of European Equities from 1995 to 2000. From 1988 until 1994, Mr. Taselaar was a Corporate Finance Analyst at ABN AMRO in Amsterdam. Mr. Taselaar holds a law degree from Leiden University, the Netherlands, and an MBA from Columbia University.

Matheus Hovers served as our Co-Chief Executive Officer. Mr. Hovers has served as a Partner and Portfolio Manager for Lucerne, since 2007. Prior to joining Lucerne, Mr. Hovers was Head of Pan European Small and Mid-Cap Equity Research at ABN AMRO. He also held a position as Head of Benelux Equity Research, and prior to that was a Senior Equity Analyst while at ABN AMRO. Mr. Hovers’ career began as an equity analyst at Rabobank. He received a graduate degree in Economics and a masters degree in International Finance from the University of Amsterdam, the Netherlands.

Karan Trehan served as our President and a member of our board of directors. Since 2015, he has served as the chairman of the board of directors of Esoterica Capital LLC, an asset management company that invests in the 5G-enabled digital economy public equities. From 2010 to 2015, he was the Founder and Managing Partner of Emerging Managers Group, an offshore fund platform, which later sold to a U.S. mutual fund complex. In 2000, he founded Ankar Capital Management L.P., to invest private equity in Asian financial institutions, and served as its Managing Partner until 2010. From 1990 to 2000, Mr. Trehan served as president and Chief Executive Officer of Alliance Bernstein International. From 1980 to 1989, he was a vice president at Goldman Sachs. From 1977 to 1980, he was a vice president at American Express Company. From 1974 to 1975, Mr. Trehan served as a research associate at The World Bank. Mr. Trehan studied economics at Delhi University, India, and received an M.B.A. from IMD, Switzerland. He has served on the boards of several US-based and international investment funds and has been a trustee of the United World Colleges.

Elaine Weidman Grunewald served on our board of directors. Ms. Grunewald has more than two decades of international executive experience with a focus on technology, sustainable development, public affairs and corporate development. Ms. Grunewald is the Co-Founder of AI Sustainability Center of Stockholm and has been an advisor of corporate development to Steller, a technology start-up owned by ETA Holdings Inc., since 2018. She has also served on the board of directors of Sweco, a civil engineering company based in Stockholm, since 2017. She was senior advisor of corporate development at Zunum Aero, a technology start-up, from 2018 to 2020 and held multiple roles during her years at Ericsson starting in 1998 to 2018. Her last position at Ericsson was Senior Vice President and Chief Sustainability and Public Affairs Officer, a position she held from 2016 to 2018. Ms. Grunewald holds a double Masters degree in International Relations and Resource & Environmental Management from Boston University’s Center for Energy and Environmental Studies and she is the co-author of “Sustainability Leadership, A Swedish Approach to Transforming your Company, Your Industry and the World” a book about corporate sustainability leadership in Sweden.

Wilco Jiskoot served on our board of directors. Mr. Jiskoot was at ABN AMRO from 1976 to 2008, where he was an executive board member from 1996 to 2008 and responsible for the Corporate and Investment Bank. He was a former advisor to CVC and started his own advisory business and has been involved in many transactions around the world. Since 2008 he has been involved as a non-executive board member for a number of privately owned companies. He is presently the Chairman of numerous supervisory boards, including, Hema BV, a retail company, Constellation Netherlands Holdings BV, a software provider, and Five Degrees, a software company. He also serves as a board member of Jumbo Supermarkten. Mr. Jiskoot holds an MBA of Erasmus University in Rotterdam.

Marc Rothfeldt served as our Senior Advisor. He has been a private investor since the sale of Emerging Managers Group LP, or EMG, where he was a partner from 2011 to 2015. EMG was engaged in offshore fund asset management and distribution. From 2000 until 2010, Mr. Rothfeldt was the Chairman of Selector Advisors Ltd. and the Chief Executive Officer of Selector Capital Management, both of which were involved in offshore fund management and distribution services. From 1998 to 2000, Mr. Rothfeldt served as Head of Equities for the Americas at ABN AMRO. During his tenure there, he established the bank’s stock exchange presence in Brazil and Mexico and was a board member of the bank’s Argentine broker dealer. In 1997, Mr. Rothfeldt was appointed Global Co-Head of equity sales for ABN AMRO. From 1992 to 1996, he served as President and Director of Alfred Berg Inc., or Alfred Berg. Prior to that he was the President of Carnegie Inc., or Carnegie. Carnegie and Alfred Berg were both engaged in the research and trading of European equities, on behalf of US institutional clients. Prior to Carnegie’s entrance into the United States, Mr. Rothfeldt led Carnegie’s research operations in Sweden and took part in the establishment of the Swedish derivatives exchange OMX, now part of Nasdaq OMX. Mr. Rothfeldt is a graduate of the Stockholm School of Economics and the author of several books on financial derivatives, published throughout Europe and used in higher education.

Patrick Moroney served as our Chief Financial Officer. He has served as Chief Operating Officer and Chief Compliance Officer of Lucerne since 2014. From 2011 to 2013, he was Chief Financial Officer and Chief Compliance Officer at Sankofa Capital, L.P. a long-short equity hedge fund. From 2004 to 2011, he was Chief Financial Officer and Chief Compliance Officer at Cura Capital, an investment advisory firm. Prior to that, Mr. Moroney was a director at the international investment bank UBS from 1996 to 2004. He received his BBA and MBA from Iona College.

Board Committees

Our board of directors had two standing committees: an audit committee and a compensation committee. Subject to phase in-rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised of solely independent directors.

Audit Committee

Upon the completion of the Initial Public Offering, we established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we were required to have at least three members of the audit committee, all of whom must be independent.

Dr. Thunell, Ms. Grunewald, and Mr. Jiskoot served as members of our audit committee, and Dr. Thunell served as its Chair. Each member of the audit committee was financially literate. Our board of directors determined that Dr. Thunell qualified as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which detailed the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Upon the completion of the Initial Public Offering, we established a compensation committee of the board of directors. Dr. Thunell, Ms. Grunewald, and Mr. Jiskoot served as members of our compensation committee, and Dr. Thunell served as its Chair.

Under the Nasdaq listing standards and applicable SEC rules, we were required to have at least two members of the compensation committee, all of whom must be independent. We believe that each of Dr. Thunell, Ms. Grunewald, and Mr. Jiskoot meet the independent director standards under Nasdaq listing standards and Rule 10A-3 of the Exchange Act.

We adopted a compensation committee charter, which detailed the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officers’ compensation, evaluating our Co-Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officers based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provided that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We did not have a standing nominating committee. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believed that the independent directors could satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who should participate in the consideration and recommendation of director nominees were Dr. Thunell, Ms. Grunewald, and Mr. Jiskoot. In accordance with Rule 5605 of the Nasdaq rules, all such directors were independent. As there was no standing nominating committee, we did not have a nominating committee charter in place.

Code of Ethics

We adopted a code of ethics applicable to our directors, officers and employees. Our code of ethics was a “code of ethics,” as defined in Item 406(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, was paid to our sponsor, directors and officers, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination, except that we paid our sponsor, LRT Capital1 LLC, up to $10,000 per month for office space, administrative and support services prior to the completion of the Business Combination. However, our sponsor, officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviewed on a quarterly basis all payments that were made to our sponsor, directors or officers, or our or their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of October 31, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A ordinary shares;

●	each of our directors and executive officers that beneficially owns the Company’s ordinary shares; and

●	all our directors and executive officers as a group.

The column entitled “Number of Class A Shares Beneficially Owned” is based on a total of 14,435,000 Class A ordinary shares and 3,593,750 Class B ordinary shares outstanding as of December 21, 2021. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Shares Beneficially Owned(2)	Percentage Ownership
5% or Greater Shareholders
LRT Capital1 LLC(3)	3,523,750	19.55%
Directors and Named Executive Officers
Lars Thunell(4)	70,000	*
Pieter Taselaar(3)	3,523,750	19.55%
Karan Trehan(3)	3,523,750	19.55%
Marc Rothfeldt(3)	3,523,750	19.55%
Matheus Hovers(3)	—	—
Patrick Moroney(3)	—	—
Wilco Jiskoot(3)	—	—
Elaine Weidman Grunewald(3)	3,700	*
All directors and officers as a group (eight individuals)	3,593,750	19.55%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 73 Arch Street, Greenwich, CT 06830.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares were automatically converted into Class A ordinary shares upon consummation of the Business Combination on a one-for-one basis.
(3)	Our sponsor is the record holder of such shares. LRT Capital LLC, or LRT, is the managing member of our sponsor and Messrs. Taselaar, Rothfeldt, and Trehan are the managers of LRT. Accordingly, Messrs. Taselaar, Rothfeldt, and Trehan share voting and investment discretion with respect to the securities held by our sponsor and as such may be deemed to have shared beneficial ownership of the securities held directly by our sponsor. Messrs. Taselaar, Rothfeldt, and Trehan each disclaims beneficial ownership of any securities held by our sponsor other than to the extent of their respective pecuniary interests therein, directly or indirectly. Each of Messers. Hovers, Moroney, and Jiskoot and Ms. Grunewald is a member of our sponsor.
(4)	On December 15, 2020, our sponsor transferred 70,000 founder shares to an entity controlled by Dr. Thunell, up to 35,000 of which are subject to repurchase by our sponsor based on the achievement of certain milestones.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On November 16, 2020, EUSG’s sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs on our behalf in consideration of 3,593,750 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent approximately 20% of the issued and outstanding shares upon completion of the Initial Public Offering. The Founder Shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the closing of EUSG’s IPO on January 26, 2021, EUSG consummated the sale of an aggregate of 4,000,000 warrants at a price of $1.00 per warrant in a private placement with EUSG’s sponsor and the underwriters for its IPO, generating gross proceeds of $4 million.

Also on January 26, 2021, EUSG entered into an administrative services agreement pursuant to which EUSG agreed to pay its sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of EUSG’s initial business combination or its liquidation, EUSG will cease paying these monthly fees. Accordingly, in the event the consummation of EUSG initial business combination takes the maximum 24 months, EUSG’s sponsor will be paid up to $10,000 per month ($240,000 in the aggregate) for office space, administrative and support services and is entitled to reimbursement for any out-of-pocket expenses.

On January 27, 2021, in connection with the full exercise of the over-allotment option by the underwriters in EUSG’s IPO, EUSG consummation the sale of an additional 375,000 warrants at $1.00 per warrant, generating total proceeds of $375,000. Each whole private warrant may be exercised for one Class A ordinary share of EUSG at a price of $11.50 per share, subject to adjustment as provided therein.

EUSG’s sponsor, officers and directors, or any of their respective affiliates, are entitled to reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, EUSG’s sponsor or an affiliate of EUSG’s sponsor or certain of EUSG’s officers and directors may, but are not obligated to, loan EUSG funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to EUSG upon completion of EUSG’s initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private warrants issued to EUSG’s sponsor. EUSG does not expect to seek loans from parties other than EUSG’s sponsor or an affiliate of EUSG’s sponsor as EUSG does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in EUSG’s trust account.

EUSG has entered into a registration rights agreement with respect to the founder shares, representative shares, shares issued in the private placement to close one business day prior to the closing of the contemplated business combination, private warrants, and warrants issued upon conversion of working capital loans (if any).

Concurrently with the execution of the Business Combination Agreement on August 10, 2021, EUSG and Parent entered into subscription agreements with the PIPE Investors, pursuant to which the PIPE Investors agreed to subscribe for and purchase, and EUSG agreed to issue and sell to such PIPE Investors, an aggregate of 15.6 million EUSG ordinary shares at $10.00 per share for gross proceeds of $156 million on the business day immediately prior to the Closing. The PIPE Investors include affiliates of EUSG’s sponsor, ADSH, Bosch, EBC and certain officers and directors of EUSG (Messrs. Thunell, Trehan and Rothfeldt). Affiliates of EUSG’s sponsor (of which Messrs. Taselaar and Hovers are directors), ADSH, Bosch, EBC, Dr. Thunell, Mr. Trehan and Mr. Rothfeldt agreed to invest $7.5 million, $10 million, $24 million, $2.8 million, $1 million, $4 million and $2 million, respectively, in the Private Placement.

On October 30, 2021, EUSG issued unsecured convertible promissory notes to the Sponsor, pursuant to which EUSG borrowed an aggregate principal amount of $500,000 for working capital. The promissory notes are non-interest bearing and payable upon the earlier of the consummation of the Business Combination or the winding up of EUSG. The Sponsor may covert up to the principal amount of the promissory notes into warrants exercisable for EUSG Class A ordinary shares at a price of $1.00 per warrant. The terms of the warrants are identical to the EUSG Private Warrants. Upon consummation of the Transactions and issuance of such warrants, each such warrant was automatically adjusted to entitle the holder to purchase one ordinary share of Irish Holdco at $11.50 per share, subject to adjustment.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from November 10, 2020 (inception) through October 31, 2021 totaled $103,300.00. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include issuing consents for registration statements. The aggregated fees billed for these services totaled $61,285. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from November 10, 2020 (inception) October 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from November 10, 2020 (inception) October 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from November 10, 2020 (inception) October 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBIT and FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Index

Exhibit Number	Description of Document

1.1	Underwriting Agreement, dated January 21, 2021, by and between European Sustainable Growth Acquisition Corp. and EBC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Form 8-K (File No. 001-39917) filed with the SEC on January 26, 2021).

2.1	Business Combination Agreement, dated August 10, 2021, by and among European Sustainable Growth Acquisition Corp., ads-tec Energy plc, EUSG II Corporation, Bosch Thermotechnik GmbH, ads-tec Holding GmbH and ads-tec Energy GmbH (incorporated by reference to Exhibit 2.1 to the Form 8-K (File No. 001-39917) filed with the SEC on August 11, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-39917) filed with the SEC on January 26, 2021).

4.1	Warrant Agreement, dated January 26, 2021, by and between European Sustainable Growth Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-39917) filed with the SEC on January 26, 2021).

4.2*	Amended and Restated Warrant Agreement, dated December 22, 2021, among European Sustainable Growth Acquisition Corp., ADS-TEC Energy PLC, and Continental Stock Transfer & Trust Company.

10.1	Business Combination Marketing Agreement, dated January 21, 2021, by and between European Sustainable Growth Acquisition Corp., EarlyBirdCapital, Inc. and ABN AMRO (incorporated by reference to Exhibit 1.2 to the Form 8-K (File No. 001-39917) filed with the SEC on January 26, 2021).

10.2	Letter Agreement, dated January 26, 2021, by and among European Sustainable Growth Acquisition Corp., its officers, its directors and LRT Capital1 LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-39917) filed with the SEC on January 26, 2021).

10.3	Investment Management Trust Agreement, dated January 26, 2021, by and between European Sustainable Growth Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-39917) filed with the SEC on January 26, 2021).

10.3	Registration Rights Agreement, dated January 26, 2021, by and between European Sustainable Growth Acquisition Corp., LRT Capital1 LLC, EarlyBirdCapital, Inc. and ABN AMRO Securities (USA) LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-39917) filed with the SEC on January 26, 2021).

10.4	Administrative Support Agreement, dated January 26, 2021, by and between European Sustainable Growth Acquisition Corp. and LRT Capital1 LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-39917) filed with the SEC on January 26, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated January 26, 2021, by and between European Sustainable Growth Acquisition Corp. and LRT Capital1 LLC (incorporated by reference to Exhibit 10.5.1 to the Form 8-K (File No. 001-39917) filed with the SEC on January 26, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated January 26, 2021, by and between European Sustainable Growth Acquisition Corp. and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.5.2 to the Form 8-K (File No. 001-39917) filed with the SEC on January 26, 2021).

10.7	Private Placement Warrants Purchase Agreement, dated January 26, 2021, by and between European Sustainable Growth Acquisition Corp. and ABN AMRO Securities (USA) LLC (incorporated by reference to Exhibit 10.5.3 to the Form 8-K (File No. 001-39917) filed with the SEC on January 26, 2021).

10.8	Sponsor Support Agreement, dated August 10, 2021, by and among European Sustainable Growth Acquisition Corp., ads-tec Energy GmbH, RT Capital1 LLC and LHT Invest AB (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-39917) filed with the SEC on August 11, 2021).

10.9	Form of Subscription Agreement, by and between European Sustainable Growth Acquisition Corp., ads-tec Energy plc and the subscribers named therein (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-39917) filed with the SEC on August 11, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.DRF*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

Item 16 Form 10-K Summary

None.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
European Sustainable Growth Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of European Sustainable Growth Acquisition Corp. (the “Company”) as of October 31, 2021, the related statements of operations, changes in shareholders’ equity and cash flows for the period from November 10, 2020 (inception) through October 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021, and the results of its operations and its cash flows for the period from November 10, 2020 (inception) through October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

January 21, 2022

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONSOLIDATED BALANCE SHEET
October 31, 2021
(Audited)

ASSETS
Current assets
Cash	$291,467
Prepaid expenses	170,231
Total Current Assets	461,698

Non-current assets
Prepaid expenses	$37,557
Total Non-Current Assets	37,557

Cash and marketable securities held in Trust Account	143,770,944
Total Assets	$144,270,199

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$2,116,841
Convertible promissory note- related party	185,000
Total Current Liabilities	2,301,841

Warrant liability	8,093,750
Total Liabilities	10,395,591

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 14,375,000 shares at redemption value	143,770,944

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 60,000 issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	6
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(9,896,701)
Total Shareholders’ Deficit	(9,896,336)
Total Liabilities and Shareholders’ Deficit	$144,270,199

The accompanying notes are an integral part of the consolidated financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Period from November 10, 2020 (Inception) Through October 31, 2021
Formation and operational costs	$2,882,577
Loss from operations	(2,882,557)

Other income (expense):
Change in fair value of warrant liability	(4,681,250)
Change in fair value of convertible note	(85,000)
Transaction costs allocable to warrant liability	(23,219)
Interest earned on marketable securities held in Trust Account	20,944
Other loss, net	(4,768,525)

Net loss	$(7,651,102)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	11,492,994

Basic and diluted net loss per share, Class A ordinary shares	$(0.51)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,497,045

Basic and diluted net loss per share, Class B ordinary shares	$(0.51)

The accompanying notes are an integral part of the consolidated financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH OCTOBER 31, 2021
(Audited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance – November 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Remeasurement adjustment for Class A ordinary shares to redemption amount	—	—	—	—	(1,587,135)	(2,224,655)	(3,811,790)
Proceeds received in excess of fair value of Private Placement Warrants, net of warrant liability	—	—	—	—	962,500	—	962,500
Issuance of Representative Shares	60,000	6	—	—	599,994	—	600,000
Change in Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(20,944)	(20,994)
Net loss	—	—	—	—	—	(7,651,102)	(7,651,102)
Balance – October 31, 2021	60,000	$6	3,593,750	$359	$—	$(9,896,701)	$(9,896,336)

The accompanying notes are an integral part of the consolidated financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 10, 2020 (INCEPTION) THROUGH October 31, 2021
(Audited)

Cash Flows from Operating Activities:
Net loss	$(7,651,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(20,944)
Change in fair value of warrant liability	4,681,250
Change in fair value of convertible note	85,000
Transaction costs allocable to warrant liability	23,219
Changes in operating assets and liabilities:
Prepaid expenses	(182,788)
Accrued expenses	2,116,841
Net cash used in operating activities	(943,524)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(143,750,000)
Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000
Proceeds from sale of Private Placement Warrants	4,375,000
Proceeds from promissory note – related party	134,914
Repayment of promissory note – related party	(159,914)
Proceeds from convertible promissory note - related party	100,000
Payment of offering costs	(340,009)
Net cash provided by financing activities	144,984,991

Net Change in Cash	291,467
Cash – Beginning	—
Cash – Ending	$291,467

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$25,000
Issuance of Representative Shares	$600,000
Offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$20,000

The accompanying notes are an integral part of consolidated financial statements.

EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021
(Audited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

European Sustainable Growth Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 10, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On July 26, 2021, Ads-tec Energy Public Limited Company, an Irish public limited company duly incorporated under the laws of Ireland and a wholly owned subsidiary of European Sustainable Growth Acquisition Corp. was formed. The subsidiary was formed for the purpose of being utilized and effecting the merger. This subsidiary was inactive and had no assets, liabilities, activity or operations as of October 31, 2021 and for the period from November 10, 2021 (inception) through October 31, 2021.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of October 31, 2021, the Company had not commenced any operations. All activity for the period from November 10, 2020 (inception) through October 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or closing of a business combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Consideration

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6). The Note was repaid on January 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of October 31, 2021 there were no amounts outstanding under any Working Capital Loan.

As of December 22, 2021, substantial doubt about our ability to continue as a going concern was alleviated due to the closing of a business combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of October 31, 2021.

Marketable Securities Held in Trust Account

At October 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At October 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross Proceeds	$143,750,000
Less:
Proceeds Allocated to Public Warrants Classified as Equity	(5,534,375)
Class A ordinary shares issuance costs	(3,811,790)
Add:
Remeasurement of carrying value to redemption value	9,346,165
Current interest in excess of Initial Public Offering proceeds	20,944
Class A ordinary shares subject to possible redemption	$143,770,944

Convertible Promissory Note

The Company accounts for their convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory notes. Using fair value option, the convertible promissory note are required to be recorded at their initial value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the consolidated statements of operations.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of October 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, and the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,562,500 ordinary shares in the aggregate. As of October 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Period from November 10, 2020 (Inception) through October 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(5,866,167)	$(1,784,935)
Denominator:
Basic and diluted weighted average shares outstanding	11,492,994	3,497,045
Basic and diluted net loss per ordinary share	$(0.51)	$(0.51)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters of the Initial Public Offering purchased an aggregate of 4,000,000 Private Placement Warrants, of which 3,800,000 Private Placement Warrants purchased by the Sponsor and 200,000 Private Placement Warrants purchased by the underwriters at a price of $1.00 per Private Placement Warrant (for an aggregate purchase price of $4,000,000) from the Company in a private placement. On January 27, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 375,000 Private Placement Warrants to the Sponsor and the underwriters, of which the Sponsor purchased 356,250 Private Placement Warrants and the underwriters purchased 18,750 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $375,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 10). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 170,000 shares transferred or allocated to the Company’s director nominees and affiliates of its sponsor group in December 2020 was $1,048,900 or $6.17 per share. The fair value of the 45,000 shares allocated to the Company’s director nominee in July 2021 was $323,550 or $7.19 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.  As of October 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until 180 days after the completion of a Business Combination.

Administrative Support Agreement

The Company entered into an agreement commencing on January 26, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the period from November 11, 2020 (inception) through October 31, 2021, the Company incurred $90,000, of which such amount is included in accrued expenses in the accompanying balance sheet.

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

Convertible Promissory Note — Related Party

On October 30, 2021, the Company issued 5 Convertible Promissory Notes in the amount of $100,000 each for a total of $500,000 (the “Promissory Notes”). The Promissory Notes are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the Promissory Notes may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. At October 31, 2021, there was $100,000 of borrowings under the Promissory Notes. This note was valued using the fair value method. The fair value of the note as of October 31, 2021, was $185,000, which resulted in a change in fair value of the convertible promissory note of $85,000 recorded in the statement of operations for the year ended October 31, 2021 (see Note 9).

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

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on January 21, 2021, the holders of the Founder Shares, Representative Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and all underlying securities) will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these Class B ordinary shares are to be released from their transfer restrictions. The holders of a majority of the Representative Shares, Private Warrants and warrants issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Agreement

On August 10, 2021, the Company, ads-tec Energy plc, an Irish public limited company duly incorporated under the laws of Ireland and a wholly owned subsidiary of the Company (“Irish Holdco”), EUSG II Corporation, an exempted company incorporated in the Cayman Islands with limited liability under company number 379118 and a wholly subsidiary of Irish Holdco (“New SPAC”), Bosch Thermotechnik GmbH, based in Wetzlar and entered in the commercial register of the Wetzlar Local Court under HRB 13 (“Bosch”), ads-tec Holding GmbH, based in Nürtingen, Germany and entered in the commercial register of the Stuttgart Local Court under HRB 224527 (“ADSH”, together with Bosch, the “Sellers” and each individually, a “Seller”), and ads-tec Energy GmbH, based in Nürtingen, Germany and entered in the commercial register of the Stuttgart Local Court under HRB 762810 (“ADSE”), entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the Company will merge with and into New SPAC, with New SPAC being the surviving company in such merger (the “SPAC Merger”), (ii) following the SPAC Merger, Bosch will transfer to Irish Holdco, and Irish Holdco will acquire from Bosch certain shares of ADSE in exchange for the Cash Consideration (the “Bosch Acquisition”), and (iii) concurrently with the Bosch Acquisition, the Sellers will transfer as contribution to Irish Holdco, and Irish Holdco shall assume from the Sellers, certain shares of ADSE in exchange for the Share Consideration (the “Share-for-Share Exchange” and, together with the SPAC Merger, the Bosch Acquisition and the other transactions contemplated by the Business Combination Agreement and the Transaction Documents, the “Transactions”).

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of October 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 100,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At October 31, 2021, there were 60,000 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At October 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	October 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$143,770,944
Liabilities:
Warrant Liability – Private Placement Warrants	3	8,093,750

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operation.

The Private Placement Warrants were valued using a Black-Scholes model. For previous filings the Private Placement Warrants were valued using a binomial lattice model, both of which are considered to be a Level 3 fair value measurement as a valuation was performed by a 3rd party valuation expert. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	January 26, 2021 (Initial Measurement)	April 30, 2021	July 31, 2021	October 31, 2021
Exercise price	$11.50	$11.50	$11.50	11.50
Stock price	$9.62	$9.74	$9.75	10.00
Volatility	15.0%	12.1%	21.6%	24.19%
Term	5.00	5.00	5.00	5.10
Risk-free rate	0.48%	0.88%	0.67%	1.19%
Dividend yield	0.0%	0.0%	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of November 10, 2020 (inception)	$—
Initial measurement on January 26, 2021 (inclusive of the over-allotment)	3,412,500
Change in fair value at April 30, 2021	(743,750)
Fair value as of April 30, 2021	$2,668,750
Change in fair value at July 31, 2021	3,237,500
Fair value as of July 31, 2021	$5,906,250
Change in fair value at October 31, 2021	2,187,500
Fair value as of October 31, 2021	$8,093,750

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes:

Convertible
Promissory
Note
Fair value as of January 26, 2021	$—
Proceeds received through Convertible Promissory Note	100,000
Change in valuation inputs or other assumptions	85,000
Fair value as of October 31, 2021	$185,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period from November 10, 2020 (inception) through October 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review and other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 1, 2021, the Company borrowed $400,000 against the Convertible Promissory Notes entered into on October 30, 2021 (the “Promissory Notes”) and disclosed in Note 5. The principal balance of the Promissory Notes amounted to an aggregate of $500,000. The Promissory Notes are non-interest bearing and payable prior to the consummation of a business combination or can be converted into warrants. At closing, $400,000 was repaid in cash and $100,000 was converted into warrants. As of this filing there is no balance due against the Promissory Notes.

In November and December 2021, the Company received demand letters from Matthew Whitfield, Stourbridge LLC and Eric Sabatini (collectively, the “Plaintiffs”), purported shareholders of the Company, stating that Plaintiffs believed that the Company’s registration statement filed with the United States Securities and Exchange Commission in connection with a business combination transaction omits material information with respect to such transaction and demanding that the Company provide corrective disclosures in an amendment or supplement to such registration statement. Plaintiffs have not made any claim for damages and to the Company’s knowledge has not filed any complaint with any court. The Company is currently reviewing the demand letters. Management believes that the ultimate outcome of the demand letters will not have a material effect on these financial statements.

On December 22, 2021 the Company completed its Business Combination with ADS-TECH Energy GmbH.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 31, 2022	EUROPEAN SUSTAINABLE GROWTH ACQUISITION CORP.

	By:	/s/ Thomas Speidel
	Name:	Thomas Speidel
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Thomas Speidel Thomas Speidel	Chief Executive Officer and Director (Principal Executive Officer)	January 31, 2022

By:	/s/ Robert Vogt	Principal Financial and Accounting Officer	January 31, 2022
	Robert Vogt	(Principal Financial and Accounting Officer)

By:	/s/ Joseph Brancato	Director	January 31, 2022
Joseph Brancato

By:	/s/ Bazmi Husain	Director	January 31, 2022
Bazmi Husain

By:	/s/ Kurt Lauk	Director (Chairman)	January 31, 2022
Kurt Lauk, PhD

By:	/s/ Salina Love	Director	January 31, 2022
Salina Love

By:	/s/ K.R. Kent	Director	January 31, 2022
K.R. Kent